Form 10-K
period 2007-12-31
TIAA Seasoned Commercial Mortgage Trust 2007-C4
filed 2008-03-28
CIK 1405750

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-141638-02

      TIAA Seasoned Commercial Mortgage Trust 2007-C4
      (exact name of issuing entity as specified in its charter)

      Structured Asset Securities Corporation II
      (exact name of the depositor as specified in its charter)

      Teachers Insurance and Annuity Association of America
      (exact name of the sponsor as specified in its charter)



  Delaware                                82-0569805
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  745 Seventh Avenue
  New York, NY                                10019
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 526-7000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 11.     Executive Compensation.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted. The issuing entity does not have any executive officers or directors.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

None.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

None.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

None.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceedings pending against, or proceedings contemplated by government authorities against, the sponsor, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to certificateholders.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated August 7, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

See Item 15, exhibits (33) and (34)

Wachovia Bank, National Association's ("Wachovia") Report on Assessment of Compliance with Servicing Criteria for 2007 attached to this Report on Form 10-K describes the following material noncompliance with servicing criteria 1122(d)(2)(i) and 1122(d)(2)(ii):

          "With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank accounts within the timeframe as specified in the transaction agreements. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management does not believe that this failure to follow the transaction agreement resulted in any loss of control over trust assets or in any impact to the investors. [Wachovia] implemented additional controls in 2008 to better monitor these processes and correct the non-compliance."

          "With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. [Wachovia] implemented additional controls in 2007 to better monitor these processes and correct the non-compliance."



Item 1123 of Regulation AB, Servicer Compliance Statement.

See Item 15, exhibit (35)



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) The series 2007-C4 pooling and servicing agreement, dated as of July 11, 2007, among Structured Asset Securities Corporation II, as depositor (the "Depositor"), Wachovia Bank, National Association, as master servicer (the "Master Servicer"), Centerline Servicing, Inc., as special servicer (the "Special Servicer") and Wells Fargo Bank, N.A., as trustee (the "Trustee") (the "Pooling and Servicing Agreement") (Previously filed as part of the Registrant's Current Report on Form 8-K on August 24, 2007)*

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 First American Commercial Real Estate Services, Inc. as servicing function participant
    33.3 Global Realty Outsourcing, Inc. as servicing function participant
    33.4 Wachovia Bank, National Association as Master Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 First American Commercial Real Estate Services, Inc. as servicing function participant
    34.3 Global Realty Outsourcing, Inc. as servicing function participant
    34.4 Wachovia Bank, National Association as Master Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Wachovia Bank, National Association as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Trustee



   * Incorporated herein by reference.

   (b) The exhibits required by Item 601 of Regulation S-K are filed as noted under subparagraph (a)(3) above.

   (c) Not apllicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Structured Asset Securities Corporation II


   /s/ Kenneth Cohen
   By: Kenneth Cohen
   Title: Managing Director
          (senior officer in charge of securitization of the depositor)

   /s/ Paul A. Hughson
   By: Paul A. Hughson
   Title: Managing Director
          (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Supplemental  Information  to be Furnished  With  Reports  Filed  Pursuant to
  Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

  (a) (1) No annual report is provided to the certificateholders.
      (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of certificateholders.




  Exhibit Index

  Exhibit No.


   (4.1) The Pooling and Servicing Agreement (Previously filed as part of the Registrant's Current Report on Form 8-K on August 24, 2007)*

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 First American Commercial Real Estate Services, Inc. as servicing function participant
    33.3 Global Realty Outsourcing, Inc. as servicing function participant
    33.4 Wachovia Bank, National Association as Master Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 First American Commercial Real Estate Services, Inc. as servicing function participant
    34.3 Global Realty Outsourcing, Inc. as servicing function participant
    34.4 Wachovia Bank, National Association as Master Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Wachovia Bank, National Association as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Trustee
